Form 10-Q
period 2017-09-30
PSI International, Inc.
filed 2018-03-13
CIK 1690921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-38351

PSI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Virginia	04-2608935
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11200 Waples Mill Road, Suite 200

Fairfax, VA 22030

(Address of principal executive offices) (Zip Code)

(703) 621-5823

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 shares of common stock, no par value, were issued and outstanding as of March 12, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

Factors that could cause actual results to differ materially from anticipated results include, but are not limited to:

●	federal, state and local governmental agencies decisions to reduce funding for projects we support;
●	delays in the federal or state budget process including government shutdowns and threatened shutdowns;
●	delays in payments from governmental customers;
●	termination of our material contracts or our inability to replace or renew our material contracts;
●	failure to retain our existing government agency contracts;
●	our ability to achieve or manage the growth of our business;
●	failure of our subcontractors and independent contractors to perform contractual obligations;
●	employee misconduct, security breaches or the occurrence of other operational risks;
●	security threats and breaches, including cybersecurity threats and other disruptions;
●	failure to comply with procurement laws and regulations or obtain security clearances and economic downturns;
●	the inability of the Company to offer and sell the shares of common stock being offered through an Offering Circular;
●	the integration of multiple technologies and programs;
●	the ability to successfully complete development and commercialization of products and our Company’s expectations regarding market growth;
●	the cost, timing, scope and results of ongoing research and development efforts;
●	the ability to successfully complete product research and further development;
●	the ability to obtain substantial additional funding;
●	the ability to retain certain members of management;
●	our expectations regarding research and development expenses and general and administrative expenses;
●	our expectations regarding cash balances, capital requirements, anticipated revenue and expenses, including infrastructure expenses; and
●	our belief regarding the validity of our patents and potential litigation.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of the Quarterly Report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

You should read this Quarterly Report and the documents that we reference elsewhere in this Quarterly Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We discuss many of these risks and uncertainties in greater detail in this Quarterly Report, particularly in Part II. Item 1A. “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report regardless of the time of delivery of this Quarterly Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Unless expressly indicated or the context requires otherwise, references in this Quarterly Report on Form 10-Q to “PSI” “Company,” “we,” “our,” and “us” refer to PSI International, Inc. and its subsidiaries, unless the context indicates otherwise.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TABLE OF CONTENTS

UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

PSI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,989,826	$1,739,545
Accounts receivable	8,082,335	10,917,496
Related party receivables	1,468,255	587,756
Prepaid expenses and other current assets	382,881	184,724
Total current assets	11,923,297	13,429,521

PROPERTY AND EQUIPMENT, NET	25,378	34,140

DEPOSITS AND OTHER NON-CURRENT ASSETS	1,956,564	852,478

TOTAL ASSETS	$13,905,239	$14,316,139

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$1,878,775	$1,233,663
Accounts payable	2,603,612	3,209,249
Income taxes payable	379,808	-
Accrued liabilities	1,337,531	1,754,442
Current portion of deferred rent	23,902	22,766
Total current liabilities	6,223,628	6,220,120

DEFERRED RENT, NET OF CURRENT PORTION	8,996	18,168

DEFERRED INCOME TAXES	1,252,977	305,775

RELATED PARTY PAYABLE	1,460,093	1,460,093
Total liabilities	8,945,694	8,004,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value; authorized 10,000,000,000 shares issued and outstanding 12,000,000 shares	-	-
Additional paid-in capital	2,976,524	2,976,524
Retained earnings	1,983,021	3,335,459

Total stockholders' equity	4,959,545	6,311,983

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,905,239	$14,316,139

The accompanying notes are an integral part of these condensed financial statements.

PSI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 2017 AND 2016

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
CONTRACT REVENUE	$10,496,879	$13,779,208	$33,630,908	$40,398,157

COST OF REVENUE	8,924,166	11,461,463	29,521,890	34,325,313

GROSS PROFIT	1,572,713	2,317,745	4,109,018	6,072,844

OPERATING EXPENSES:
Selling, general and administrative expenses	1,767,779	1,742,990	4,549,948	4,856,737

Total operating expenses	1,767,779	1,742,990	4,549,948	4,856,737

OPERATING INCOME (LOSS)	(195,066)	574,755	(440,930)	1,216,107

OTHER INCOME (EXPENSE)
Interest expense, net	(22,842)	(22,112)	(87,620)	(46,616)
Other income, net	24,004	16,211	558,036	48,130

Total other income (expense), net	1,162	(5,901)	470,416	1,514

NET INCOME (LOSS) BEFORE INCOME TAXES	(193,904)	568,854	29,486	1,217,620

INCOME TAX EXPENSE	(1,509,331)	(130,704)	(1,381,924)	(60,881)

NET INCOME (LOSS)	$(1,703,235)	$438,150	$(1,352,438)	$1,156,739

Earnings per share available to common stockholders
Basic and diluted	$(0.14)	$0.04	$(0.11)	$0.10

Weighted average number of common shares outstanding
Basic and diluted	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these condensed financial statements.

PSI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Number of	Common	Additional Paid-in	Retained	Stockholders'
	Shares	Stock	Capital	Earnings	Equity

BALANCE —January 1, 2016	12,000,000	$-	$2,976,524	$2,286,667	$5,263,191

Net income for the year ended December 31, 2016	-	-	-	1,048,792	1,048,792

BALANCE —December 31, 2016	12,000,000	-	2,976,524	3,335,459	6,311,983

Net loss for the nine months ended September 30, 2017	-	-	-	(1,352,438)	(1,352,438)

BALANCE — September 30, 2017	12,000,000	$-	$2,976,524	$1,983,021	$4,959,545

The accompanying notes are an integral part of these condensed financial statements.

PSI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,352,438)	$1,156,739
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,762	7,968
Deferred rent	(8,036)	(11,065)
Deferred income taxes	947,202	-
Changes in operating assets and liabilities:
Accounts and related party receivables	1,004,662	(1,714,668)
Prepaid expenses and other assets	(198,157)	(1,001,378)
Accounts payable	(605,637)	135,319
Income taxes payable	379,808	-
Accrued liabilities	(416,911)	(59,326)

Net cash used in operating activities	(240,745)	(1,486,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposits and other non-current assets	(154,086)	(918,467)
Purchase of property and equipment	-	(19,990)

Net cash used in investing activities	(154,086)	(938,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credits, net	645,112	447,918
Increase in related party payable	-	880,094
Payment of note payable	-	(30,789)

Net cash provided by financing activities	645,112	1,297,223

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,281	(1,127,645)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,739,545	1,552,970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,989,826	$425,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$390	$24,299

Cash paid for interest	$87,620	$46,887

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Principal payments on notes payable paid by Parent	$-	$1,410,093

Reduction of related party receivables for acquired other non-current assets	$150,000	$-

The accompanying notes are an integral part of these condensed financial statements.

psi international, inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization, Description of Business AND GOING CONCERN

PSI International, Inc. (the “Company”, “we” and “our”) was originally incorporated as Planning Systems International, Inc. in Massachusetts on February 3, 1977. In March 1984, we changed our name to PSI International, Inc. and in September 2004, we changed our state of domicile to Virginia. The Company is engaged in the provision of information technology and program management services (“IT and program management services”) to federal, state and local government agencies and commercial organizations. The information technology services include software development, database management, documents and record management, modernization planning, network integration and support, and data center and user support. The Company’s target markets include agencies and companies in niche areas, such as health research, pharmaceutical, regulatory oversight and social services. We provide IT and communications technology solutions to deliver cost-effective solutions and services across four niche service areas: (1) Information Technology; (2) Health Science; (3) Human Services, and; (4) Renewable Energy Management. We leverage technology and innovation in such fields to allow customers in any industry to improve business performance, improve customer service, detect fraud, and reduce resource consumption by using their data to create new insights and to automate business processes. Our goal is to become a significant provider of such services to major corporations in the private sector and continue to grow our public sector client base by keeping our current clientele and developing new public sector clientele across existing and new product categories. We have sought to diversify and expand our offerings into progressive and innovative technology, specifically sustainable energy solutions. Through our contracts with the state and local governmental agencies and various partnerships with energy developers and energy capitals, we have committed ourselves to obtaining the expertise, capital, and resources required in order to advance our presence in the industry.

The Company entered the lucrative renewable energy market by acquiring and operating clean power generation assets in Carroll County, Maryland in the third quarter of 2017. Over time, we intend to acquire other clean power generation assets, including wind, natural gas, geothermal and hydro-electricity, as well as hybrid energy solutions that enable us to provide contracted power on a 24/7 basis.

The Company generated an operating loss of $(440,930) for the nine months ended September 30, 2017. As of September 30, 2017, cash and cash equivalents totaled $1,989,826. We anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans through at least March 31, 2019. The Company is in the process of an initial public offering to raise up to $30,000,000, to fund its general working capital and growth initiatives (“Proposed Public Offering”). If the Company is not able to raise enough capital from the initial public offering or if alternative financing is not available, the Company will delay, postpone or terminate some or all of its research and development and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. The condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and related footnotes included in our audited financial statements for the years ended December 31, 2016 and 2015, as contained in our Offering Circular. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the current periods are not necessarily indicative of the results for the full year or the results for any future periods.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates embedded in the financial statements for the periods presented include revenue recognition on fixed-price contracts, income taxes and the useful lives of property, plant and equipment.

Segment Reporting — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the executive management team. The Company and decision-making group review the Company’s operations and manage its business as two operating segments, as discussed further in Note 3 to these financial statements.

Operating Cycle — The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable — Accounts receivable are generated from prime and subcontracting arrangements with federal, state/local government agencies, and various commercial organizations. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customers’ financial condition, credit history, and current economic conditions. The Company has not experienced a history of significant write-offs of accounts receivable.

Accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The Company does not charge interest on past due receivables.

Financial Credit Risk — The Company’s assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivables. Cash and cash equivalents are deposited with high-credit, quality financial institutions whose balances may, at times, exceed federally insured limits. The Company has not experienced any losses in such amounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. Accounts receivables consist primarily of amounts due from various agencies of federal, state and local governments or prime contractors doing business with the federal and state government agencies. Historically, the Company has not experienced significant losses related to accounts receivables and, therefore, believes that the credit risk related to contract receivables is minimal.

Property and Equipment — Property and equipment is stated at cost. Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the related lease. Repairs and maintenance costs are expensed as incurred.

Deferred Offering Costs — Deferred offering costs consist principally of legal, accounting and consulting fees and other costs incurred through the balance sheet date that are directly related to our proposed public offering of common shares and will be charged against the gross proceeds of the offering recorded in stockholders’ equity upon receipt of the capital raised. Should the proposed public offering be unsuccessful, these deferred costs as well as additional expenses to be incurred will be charged to operations. Included in prepaid and other current assets are deferred offering costs of $222,300 as of September 30, 2017.

Valuation of Long-lived Assets — The Company accounts for the valuation of long-lived assets under Accounting Standards Codification (“ASC”) 360-10-15, Impairment or Disposal of Long-Lived Assets. This pronouncement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of carrying amount or fair value, less costs to sell.

Deferred Rent Liability — Rent expense related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating leases on a straight-line basis. The difference between the rent paid under the terms of the leases and the rent expensed on a straight-line basis is recorded as a deferred rent liability in the balance sheets.

Revenue Recognition — Revenue is recognized when persuasive evidence of arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status and its knowledge of available funding status and its knowledge of available funding for the contract.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from the customer that the fee has been earned. Revenue on time-and-materials contracts is recognized based on the hours incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is primarily recognized using the proportional performance method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on other fixed-price service contracts is generally recognized on a straight-line basis over the contractual service period, unless the revenue is earned, or obligations fulfilled, in a different manner.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined and are recorded as forward loss liabilities in the financial statements. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

Multiple agencies of state governments directly or indirectly provided the majority of the Company’s contract revenue. For the three and nine month periods ended September 30, 2017, one customer provided revenue in excess of 10% of total revenue during the periods. For the three and nine month periods ended September 30, 2016, two customers each provided revenue in excess of 10% of total revenue. These customers accounted for approximately 79% and 73%, respectively, of the Company’s total revenue for the three month periods ended September 30, 2017 and 2016. For the nine month periods ended September 30, 2017 and 2016, these customers contributed to approximately 72% and 75%, respectively, of the Company’s total revenue and represented approximately 34% and 77%, respectively, of the Company’s accounts receivable as of September 30, 2017 and 2016.

Cost of Revenue — Cost of revenue includes all direct contract costs, as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal, state or local procurement standards. Cost of revenue also include costs and expenses that are unallowable under applicable procurement standards and are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenue but are necessary for business operations.

Income Taxes — The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are computed for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in future years. Such deferred tax assets and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

In accordance with ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns.

Fair Value of Financial Instruments — The Company applies the provisions of ASC 820, Fair Value Measurements, for its financial instruments. The fair value hierarchy is based upon inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

●	Level 1 - Inputs at quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Inputs at quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

●	Level 3 - Inputs which are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The carrying value of the Company’s cash equivalents, accounts receivable, line of credit, accounts payable and other short-term liabilities are believed to approximate fair value as of September 30, 2017 and December 31, 2016, because of the relatively short duration of these instruments. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

Reclassifications — Certain prior period amounts have been reclassified to conform with the current period presentation.

Earnings Per Share — Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the earnings attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options, except where the effect of including these potential common shares would be anti-dilutive.

New Accounting Pronouncements Adopted — In November 2014, the FASB issued ASU 2014-07, Pushdown Accounting, which provides specific guidance on pushdown accounting for all entities. Previously, limited guidance was provided for determining whether and at what threshold pushdown accounting should be established in an acquired entity’s separate financial statements. This guidance provides that an acquired entity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The standard was effective upon issuance on November 18, 2014. After such date, acquired entities can elect to apply the ASU to its most recent change-in-control event or to future change-in-control events. If the most recent change-in-control event occurred in a period in which the financial statements have already been issued or made available to be issued, the application of the ASU would be a change in accounting principle.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. This ASU was effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this standard prospectively at December 31, 2016.

New Accounting Pronouncements Not Yet Adopted — We have elected to avail ourselves of Section 107 of the JOBS Act that permits us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes existing guidance on accounting for leases in ASC 840, Leases, and generally requires all leases to be recognized in the balance sheet. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is in the initial stages of evaluating the effect that this ASU will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In addition, in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The new revenue recognition standard is effective for us for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The Company is in the initial stages of evaluating the impact the adoption of these standards will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is related to the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that this ASU will have on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that this ASU will have on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, that clarifies the definition of a business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted if certain criteria are met. The Company will apply the provisions of this ASU beginning in 2018.

3.	SEGMENT INFORMATION

Prior to the third quarter of 2017, the Company had a single reportable business segment, for the provision of IT consulting government contracting services to federal, state and local government agencies and commercial organizations.

In August 2017, the Company acquired Power Purchase Agreements (“PPA”) and other related assets from an entity under common control of our Parent. In addition, the Company completed construction of a solar farm project in August 2017. Management determines the Company’s reportable segments based on the internal reporting used by our Chief Operating Decision Makers to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment operating profit before corporate expenses.

Summarized below are the operating results for each reportable segment:

	IT Consulting Government Contracting Service		Renewable Energy
	Three Months Ended		Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Contract Revenue	$10,496,879	$13,779,208	$-	$-

Cost of Revenue	$8,841,339	$11,461,463	$82,827	$-

Operating Expenses	$1,762,257	$1,742,990	$5,522	$-

Operating Income (Loss)	$(106,717)	$574,755	$(88,349)	$-

Other Income (Expense), net	$1,162	$(5,901)	$-	$-

Net Income (Loss)	$(1,614,886)	$438,150	$(88,349)	$-

	IT Consulting Government Contracting Service		Renewable Energy
	Nine Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Contract Revenue	$33,630,908	$40,398,157	$-	$-

Cost of Revenue	$29,439,063	$34,325,313	$82,827	$-

Operating Expenses	$4,544,426	$4,856,737	$5,522	$-

Operating Income (Loss)	$(352,581)	$1,216,107	$(88,349)	$-

Other Income (Expense), net	$470,416	$1,514	$-	$-

Net Income (Loss)	$(1,264,089)	$1,156,739	$(88,349)	$-

	IT Consulting Government Contracting Service		Renewable Energy
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Total Assets	$10,215,580	$11,828,389	$3,689,659	$2,487,750

For the three month periods ended September 30, 2017 and 2016, depreciation and amortization was $3,341 and $0 for IT consulting government contracting service and renewable energy, respectively. For the nine months ended September 30, 2017, depreciation and amortization expense was $8,762 and $0 for IT consulting government contracting service and renewable energy, respectively.

4.	acquisiTion under common control

In August 2017, the Company acquired PPA and other related assets from an entity under common control of our Parent with a total historical cost of approximately $1,100,000. Based on management’s assessment, the Company has account for this transaction as a business combination under common control with no adjustment to the historical carrying amounts of the assets acquired in accordance with ASC 805, Business Combinations. The Company reflects the transfer of assets in its financial statements as though the transfer had occurred at the beginning of the period. Results of operations for the period comprise those of the previously separate operations combined from the beginning of the year to the date the transfer is completed and those of the combined operations from that date to the end of the period. The effects of intra-entity transactions for periods presented and on retained earnings at the beginning of the periods presented are eliminated.

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization as of September 30, 2017 and December 31, 2016 are as follows:

	Useful Lives (Years)	September 30, 2017	December 31, 2016

Furniture and fixtures	5	$80,497	$80,497
Equipment	5	171,565	171,565
Leasehold improvements	5	288,280	288,280

Total - at cost		540,342	540,342

Less accumulated depreciation and amortization		(514,964)	(506,202)

Property and equipment - net		$25,378	$34,140

Depreciation and amortization expense on property and equipment totaled $3,341 and $2,561 for the three month periods ended September 30, 2017 and 2016, respectively, and $8,762 and $7,968 for the nine month periods ended September 30, 2017 and 2016, respectively.

6.	income taxes

The Company was treated as an S corporation under Subchapter S of the Internal Revenue Code (“IRC”) for federal, Virginia, New York, and New Jersey state income tax purposes until August 2017. Under a qualified S corporation election, all applicable income and losses of the Company are passed through to the stockholders and no related income taxes are recorded by the Company. Income taxes are recorded for states that do not permit an S corporation election. In August 2017, the Company no longer qualified for Subchapter S treatment and changed its tax status to a C corporation. As a result, the Company recognized income tax expense for changing from the cash basis to accrual basis of accounting for income tax purposes as of the effective date of the tax status change. Deferred tax assets and liabilities for certain temporary differences were also recognized as of the date of the change. Further, the financial statements for the period in which the change becomes effective will include the effects of the event in current income tax expense. Prospectively, pretax income will be subject to federal, state and local income taxes from the date of the tax status change.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no unrecognized tax benefits, interest or penalties recognized in the financial statements.

Income tax payable of $379,808 at September 30, 2017 primarily represents the amount due with the Company’s 2017 tax return for federal income taxes relating to the change in tax status from subchapter S Corporation to C Corporation which required converting from the cash to accrual method for tax purposes. The balance of cash to accrual taxable income is deferred and payable over three subsequent tax filing periods. Income tax receivable of $91,964 at December 31, 2016 relating to prior year state taxes paid is included in prepaid and other current assets in the balance sheet.

As of September 30, 2017 and December 31, 2016, a summary of the tax effect of the significant components of deferred income taxes is as follows:

	September 30, 2017	December 31, 2016

Deferred tax assets:
Accounts payable and accrued liabilities	$120,516	$230,625
Property and equipment	67,396	9,051
Deferred rent	12,774	13,754
	200,685	253,430
Deferred tax liabilities:
Accounts receivable	-	(555,380)
Cash to accrual taxable income	(1,453,662)	-
Prepaid expenses	-	(3,825)
	(1,453,662)	(559,205)

Net deferred tax liability	$(1,252,977)	$(305,775)

For the three and nine month periods ended September 30, 2017 and 2016, the Company’s income tax expense consists of following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Current	$403,599	$(33,208)	$434,722	$37,607
Deferred	1,105,732	163,912	947,202	23,274
Total	$1,509,331	$130,704	$1,381,924	$60,881

The provision for income taxes varied from the statutory income tax rate for the reporting periods because the Company only recorded income taxes prior to August 1, 2017 on cash-basis taxable income allocated to states that did not recognize the Company’s subchapter S Corporation tax status. After August 1, 2017, upon change in tax status to a C Corporation, the Company recorded income taxes on accrual basis taxable income for all federal, state and local jurisdictions. The change in tax status required converting from the cash to accrual basis for tax purposes and resulted in the recognition of a significant tax charge for previously untaxed income, which distorts the effective tax rate for the three and nine month periods ended September 30, 2017. A numerical rate reconciliation would not be meaningful.

The Company remains subject to examination by tax authorities for tax years after 2013.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law includes significant changes to the U.S. corporate income tax system which will or may impact us beginning January 1, 2018, including a reduction of the federal corporate income tax rate from 35% to 21%, and potential limitations on the deductibility of interest expense and executive compensation. We are in the process of analyzing the final legislation and determining an estimate of the financial impact. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. We will re-measure our deferred income taxes using the new corporate tax rate during the fourth quarter of 2018 when the new tax law was enacted.

7.	STOCKHOLDERS’ EQUITY

On August 1, 2016, the Company amended its Articles of Incorporation to increase the authorized shares of common stock to 10,000,000,000 shares from 12,000,000.

In August 2017, the Company’s Parent sold 7,081,352 shares of PSI International, Inc. common stock directly to investors and distributed 500 shares to Company employees. Following these transactions, the Parent holds 4,558,148 shares of the Company common stock, and the remaining 360,500 shares are owned by other Company employees.

In September 2017, the Company filed a Form 1-A Offering Circular with the SEC for an initial public offering (“IPO”) of its common stock. The Company intends to offer 2 million shares of its common stock at $15.00 per share to potential investors.

8.	bank borrowings

In 2015, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a financial institution (the “Bank”) under which the Company could borrow up to a maximum of $4,000,000 in revolving credit and a $4,000,000 term loan.

The loan had an interest rate of 4.25% and monthly principal and interest payments of $74,220. The outstanding principal under the term loan of $1,440,882 was paid off in January 2016 directly by the Parent, and the Company recorded the corresponding amount as a long-term related party payable.

The Company amended the Credit Agreement in June 2016 to allow for a maximum revolving credit amount of $6,000,000 for working capital or other general business purposes, with interest at a base rate of 3% plus the one-month LIBOR. The amended Credit Agreement expired on September 20, 2017. The Company is currently renegotiating a new revolving credit facility with the Bank with similar terms and conditions, and the Bank has allowed the Company to continue using the expired credit facility during the renegotiation process under substantially all of the terms of the expired amended Credit Agreement. Borrowings under the Credit Agreement are secured by substantially all assets of the Company. The terms of the Credit Agreement require that the Company be in compliance with certain financial covenants. The Company was in compliance with such covenants prior to expiration of the Credit Agreement.

The total outstanding revolving credit borrowings cannot exceed certain percentages of eligible accounts receivable of the Company. The borrowings outstanding as of September 30, 2017 and December 31, 2016 were $1,878,775 and $1,233,663, respectively, with an interest rate of 4.24% at September 30, 2017 and 3.61% at December 31, 2016. The amount available under the revolving credit facility as of September 30, 2017 and December 31, 2016 was $4,121,225 and $4,766,337, respectively, under the terms of the original agreement prior to its expiration.

9.	Profit Sharing Plan

The Company maintains a profit sharing plan (the “Plan”) in according with Section 401(k) of the IRC. All employees who have attained the age of 21, excluding any participants designated as Alternative Benefit/No Benefit Employees as defined in the plan document, are eligible to participate in the Plan. Participating employees are entitled to make voluntary contributions. The employer’s contributions to the Plan are discretionary. Such discretionary contributions vest gradually over 5 years and become fully vested at the fifth year of the participating employee’s employment with the Company. The Company did not make any discretionary contributions to the Plan for the three and nine month periods ended September 30, 2017 and 2016.

10.	stock option PLANs

The Company has a qualified incentive stock option plan (the “Stock Option Plan”) which allows the Company to grant options to purchase up to a maximum of 500,000 shares of common stock to participants of the Stock Option Plan. The option price for each stock option award may not be less than the fair market value per share of common stock on the date of grant.

Stock options granted under the Stock Option Plan vest ratably over a five- or seven-year period as defined in the Stock Option Plan. Stock options expire ten years after the grant date or when certain other events occur, as defined in the option agreement. In the event of termination of the optionee’s relationship with the Company, stock options not yet exercised terminate at the earlier of three months from termination or the end of the vesting period.

The Company accounts for stock options under ASC 718, Stock Compensation. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using assumptions for stock price, expected dividend yield, risk-free interest rate, expected option term and volatility. Management determines the fair value of a share of common stock using a formula that approximates a discounted cash flow model. The risk-free rate is based on the rate for a five-year treasury note. The expected term represents the period of time that options granted are expected to be outstanding. Volatility is based on the daily share price changes over a historical period equivalent to the expected holding period for a comparable public company within the same industry as the Company.

On August 2, 2017, our Board of Directors unanimously approved our 2017 Equity Incentive Plan (the “2017 Plan”), subject to shareholder approval. The 2017 Plan authorizes us to issue up to 500,000 shares of our common stock. The 2017 Plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our Company. No awards have been granted under the 2017 Plan.

No stock options were outstanding under the Stock Option Plan as of September 30, 2017 and December 31, 2016, and there was no stock option activity or expense during any of the periods presented.

11.	lease commitments and CONTINGENT LIABILITY

The Company leases its office space under non-cancelable agreements, which expire through 2022. These leases contain rent escalation clauses for an increase in the base rent and provisions for the payment of related property taxes, maintenance and certain other operating costs. The Company also has a sub-lease agreement, which expires in July 2018. On September 7, 2017, the Company entered into a termination of its office space lease effective December 31, 2017.

Rent expense for the three month period ended September 30, 2017 and 2016 was $135,472 and $112,513, respectively, and for the nine month period ended September 30, 2017 and 2016 was $302,584 and $268,337, respectively. Sublease income for the three month period ended September 30, 2017 and 2016 was $16,949 and $16,457, respectively, and for the nine month period ended September 30, 2017 and 2016 was $50,192 and $48,734, respectively, and is recorded in other income in the condensed statements of income.

The Company has cost-reimbursable type contracts with the U.S. Government. Consequently, the Company is reimbursed based upon its direct expenses attributable to the contract plus a percentage for indirect costs based upon overhead and general and administrative expenses. The overhead and general administrative rates are estimates. Accordingly, if the actual rates as determined by the cognizant audit agency are below the Company’s estimates, a refund for the difference would be due to the U.S Government. Management does not anticipate any significant liability associated with indirect rate differences.

12.	Related party transactions

The Company provided management consulting services for an entity owned by its Parent during the three and nine month periods ended September 30, 2017 under an agreement dated July 29, 2016 which allows for a five percent markup on actual expenses. There were no consulting services provided to the related entity for the three month periods ended September 30, 2017 and 2016, respectively, and revenue from such consulting services of $603,435 and $0 was recognized for the nine month periods ended September 30, 2017 and 2016, respectively, which is included in related party receivables in the balances sheets. Also, during the nine month period ended September 30, 2017, the Company made deposits of $724,610 related to the construction of solar farms for this entity, which is included in related party receivables in the balance sheet at September 30, 2017. In August 2017, the Company entered into an agreement to acquire a PPA and assets under construction for two solar energy from this related party.

The Parent paid the remaining balance of the Company’s term loan in January 2016, which is recorded as related party payable to the Parent in the balance sheets as of September 30, 2016 and December 31, 2016.

The Company’s balances with related parties as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Accounts receivable	$1,468,255	$587,756
Payables to a shareholder	$1,460,093	$1,460,093

13.	SUBSEQUENT EVENTS

In preparing its financial statements, the Company evaluated subsequent events through March 12, 2018, which is the date that the financial statements were issued.

The Company is currently renegotiating a renewal of its Credit Agreement with the lender with similar terms and conditions as the expired agreement. The lender has agreed allow the Company to continue using the revolving credit facility in accordance with the terms and conditions in the expired Credit Agreement during the renegotiation.

In September 2017, the Company entered into a new lease for its corporate headquarters. The initial base monthly rent under the new lease agreement commenced on October 1, 2017 but is abated fully or partially for the first fourteen months of the lease term and escalates annually. The new lease expires in January 2025. Future minimum lease payments for the new lease are $0 in 2017, $72,803 in 2018, $184,034 in 2019, $189,555 in 2020, $195,242 in 2021 and $639,754 thereafter. As discussed in Note 11 to these financial statements, prior to its original lease end date of July 31, 2018, the Company negotiated a termination as of December 31, 2017 of the lease agreement for its prior corporate headquarters.

In November 2017, the Company formed wholly-owned subsidiaries, PSI Solar 1, LLC and PSI Solar 2, LLC. Simultaneously, the Company transferred its PPA and other related assets with a total historical cost of approximately $7.8 million to these subsidiaries for the purposes of operating solar farms in Carroll County, Maryland. In December 2017, PSI Solar 1, LLC entered into a purchase agreement with Advantage Capital Solar Partners 1, LLC (“Advantage Capital”) at a valuation of approximately $11 million. Advantage Capital invested approximately $3.5 million in 3 tranches. Two tranches, comprising 75% of the total investment, were executed in December 2017 and the remaining 25% of the investment is expected to be executed in the first quarter of 2018. The remaining amount was financed with bank debt. As result of the transaction, AC PSI Solar LLC 2017, a special purpose entity set up as a vehicle to own PSI Solar 1, LLC, became the sole member of PSI Solar 1 LLC and the Company became the Managing Member of AC PSI Solar LLC 2017. This transaction was structured as a 60 month flip, in which Advantage Capital owns 99% and the Company owns 1% of AC PSI Solar LLC 2017 for the first 60 months. After the 60 month period, the Company has the option, subject to the investment return metrics in the agreements, to flip the ownership, where the Company would own 99% of AC PSI Solar LLC 2017 for the consideration of 8% of Advantage Capital’s approximately $3.5 million investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our condensed financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our offering circular on Form 1-A for the fiscal year ended December 31, 2016 qualified by the Securities and Exchange Commission on January 18, 2018, and under Part II, “Item 1A. Risk Factors,” and “Cautionary Note Regarding Forward Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended December 31. See “Results of Operations.”

General

PSI International, Inc. (the “Company”) was originally incorporated as Planning Systems International, Inc. in Massachusetts on February 3, 1977. In March 1984, we changed our name to PSI International, Inc. and in September 2004, we changed our state of domicile to Virginia. The Company is engaged in the provision of information technology and program management services (“IT and program management services”) to federal, state and local government agencies and commercial organizations. The information technology services include software development, database management, documents and record management, modernization planning, network integration and support, and data center and user support. The Company’s target markets include agencies and companies in niche areas, such as health research, pharmaceutical, regulatory oversight and social services. We provide IT and communications technology solutions to deliver cost-effective solutions and services across four niche service areas: (1) Information Technology; (2) Health Science; (3) Human Services and (4) Renewable Energy Management. We leverage technology and innovation in such fields to allow customers in any industry to improve business performance, improve customer service, detect fraud, and reduce resource consumption by using their data to create new insights and to automate business processes. Our goal is to become a significant provider of such services to major corporations in the private sector and continue to grow our public sector client base by keeping our current clientele and developing new public sector clientele across existing and new product categories. We have sought to diversify and expand our offerings into progressive and innovative technology, specifically sustainable energy solutions. Through our contracts with the state and local governmental agencies and various partnerships with energy developers and energy capitals, we have committed ourselves to obtaining the expertise, capital, and resources required in order to advance our presence in the industry.

Although we are a data analytics company, PSI entered the renewable energy market, specifically acquiring and operating clean power generation assets in Carroll County, Maryland in the third quarter of 2017, to gain access into the lucrative renewable energy data market. Over time, we intend to acquire other clean power generation assets, including wind, natural gas, geothermal and hydro-electricity, as well as hybrid energy solutions that enable us to provide contracted power on a 24/7 basis.

Results of Operations

The three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue

Substantially all of our revenue is derived from services provided under contracts with the U.S. federal, state and local governmental agencies by our employees and subcontractors. Funding for our contracts is generally linked to trends in budgets and spending across various such governmental agencies. Our service revenue includes big data management, analytics service, cybersecurity, and applied research. We generate revenue under three basic types of contracts: cost-reimbursable, time-and-materials and fixed-price contracts.

Revenue was $10,496,879 for the three months ended September 30, 2017 compared to $13,779,208 for the three months ended September 30, 2016, a decrease of $3,282,329 or approximately 24%. This decrease was primarily attributable to a decrease in revenues from contracts and tasks that ended and reduced scope of work on some contracts.

Cost of Revenue

Cost of revenue was $8,924,166 for the three months ended September 30, 2017 compared to $11,461,463 for the three months ended September 30, 2016, a decrease of $2,537,297, or approximately 22%, primarily due to the decreases in cost of revenue from our salaries and salary-related benefits.

Gross Profit

Gross profit was $1,572,713 for the three months ended September 30, 2017 compared to $2,317,745 for the three months ended September 30, 2016, a decrease of $745,032, or 32%, primarily due to the decrease of the prime contract sales volume in New York State during the three months ended September 30, 2017. Gross profit was 15% and 17% of revenue for the three months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,767,779 for the three months ended September 30, 2017 compared to $1,742,990 for the three months ended September 30, 2016, an increase of $24,789, or approximately 1%, primarily due to increases in salaries and salary-related benefits and other expenses across our general corporate functions, including sales and marketing, finance, accounting, legal, and human resources.

Operating (Loss) Income

Operating loss was $(195,066) for the three months ended September 30, 2017 compared to operating income of $574,755 for the three months ended September 30, 2016, a decrease of $769,821 or approximately 134%, primarily due to the decrease in revenue from more profitable contracts and tasks that ended and reduced scope of work on other contracts.

Interest Expense, net

Net interest expense is primarily related to the interest charged on our line of credit and is offset by interest earned on our cash balances. Interest expense was $22,842 for the three months ended September 30, 2017 compared to $22,112 for the three months ended September 30, 2016, a slight increase due primarily to an increase in both the interest rate and outstanding balance of our line of credit.

Other Income, net

Other income, net was $24,004 for the three months ended September 30, 2017 compared to $16,211 for the three months ended September 30, 2016, an increase of $7,793, primarily due to recovery of previously written off invoices in three months ended September 30, 2017.

Income Tax Expense

Income tax expense was $1,509,331 and $130,704 for the three months ended September 30, 2017 and 2016, respectively. The Company involuntarily converted from a subchapter S corporation to a C corporation in August 2017 due to the Parent’s sale of shares of the Company to non-US persons. In connection with the change in tax status, the Company was required to change its tax filing basis from the cash basis to the accrual basis. Due to the basis change, the Company recognized additional tax expense for previously untaxed cash basis net earnings, including for federal, state and local jurisdictions. The Company began recognizing federal income taxes upon change in its tax status.

Revenue by Customer

The following table sets forth the revenues from U.S. federal and state and local agencies and other commercial customers for the three months ended September 30, 2017 and 2016 and the percentage such revenue represents for the total revenue of each year.

Revenue by Customer	Three months ended September 30, 2017 (1)	%(2)	Three months ended September 30, 2016 (1)	%(2)

Department of Veteran Affairs	$212,723	2.03%	$592,403	4.30%
NASA	140,899	1.34%	211,565	1.54%
Department of Health and Human Services	331,957	3.16%	603,461	4.38%
Other Federal Customers	95,969	0.91%	145,113	1.05%

Subtotal Federal Customers	781,548	7.45%	1,552,642	11.27%

DOITT	186,807	1.78%	2,427,957	17.62%
NYC/MTA	410,663	3.91%	406,220	2.95%
HBITS	7,971,552	75.94%	7,649,106	55.51%
NYPD	167,838	1.60%	343,439	2.49%
Other State Customers	895,702	8.53%	658,880	4.78%

Subtotal State Customers	9,632,562	91.77%	11,485,602	83.35%

Commercial Customers	82,769	0.79%	740,964	5.38%

Total	$10,496,879	100.0%	$13,779,208	100.0%

(1)	Dollar amounts rounded up to nearest whole dollar.
(2)	Percentages 0.04% and less rounded down to closest one-tenth percent. Percentages 0.05% and higher rounded up to closest one-tenth percent.

Governmentwide Acquisition Contracts (GWACs) and General Services Administration (GSA) schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders.

Listed below are our top three certificates included in GSA schedules and GWACs based on revenue for three months ended September 30, 2017 under each of our top three GSA schedules and GWACs and an aggregation of all other GSA schedules and GWACs. These contract vehicles are available to all U.S. government agencies and the revenue stated is the result of individually competed task orders.

1.	GSA IT Schedule 70

2.	The Chief Information Officer-Solutions and Partners 3 (CIO-SP3) Small Business (SB)

3.	Capability Maturity Model Integration (CMMI) Level 3

Listed below is our top single award contract, our top five single award contracts, each based on revenue and the number of active task orders as of September 30, 2017 under these contracts. All our single award contracts are ID/IQ contracts. The number of task orders for our top ten contracts does not include task orders under classified contracts due to the fact that information associated with those contracts is classified.

1.	Office of General Services (OGS) Hourly Based Information Technology Services (HBITS)

2.	New York City (NYC) Dept of Information Technology and Telecommunications (DOITT)

3.	New York City Transit Authority (NYC/MTA)

4.	New York State Office of the Attorney General (NYS/OAG)

5.	Vexcel Corporation/ New York Police Department (VEXCEL/NYPD)

We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. The mix of these types of revenue affect our contract margins. Our contract margins are generally highest when we contract directly with the government without the engagement of subcontractors. When we act as a prime contractor or as a subcontractor, our contract margins are generally higher on revenue earned for services we provide than the margins we earn on services provided by our subcontractors. For three months ended September 2017 and 2016, 88% and 87%, respectively, of our revenue was generated by contracts and task orders for which we serve as a prime contractor; 12% and 13%, respectively, of our revenue was generated by contracts and task orders for which we serve as a subcontractor.

The nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue

Our total revenue decreased by 17%, to $33,630,908 in the nine months ended September 30, 2017 from $40,398,157, in the nine months ended September 30, 2016. This decrease was primarily attributable to a decrease of $6,767,249 in revenues from contracts and tasks that ended and reduced scope of work on some contracts.

Cost of Revenue

Our cost of revenue decreased by 14%, to $29,521,890 in the nine months ended September 30, 2017 from $34,325,313 in the nine months ended September 30, 2016. This decrease was primarily due to the decreases in cost of revenue from our salaries and salary-related benefits.

Gross Profit

Gross profit was $4,109,018 for the nine months ended September 30, 2017 compared to $6,072,844 for the nine months ended September 30, 2016, a decrease of $1,963,826, or 32%, primarily due to the decrease of the prime contract sales volume in New York State during the nine months ended September 30, 2017. Gross profit was 12.2% and 15.0% of revenue for the nine months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,549,948 in the nine months ended September 30, 2017 compared to $4,856,737 in the nine months ended September 30, 2016, a decrease of $306,789 or 6%, primarily due to decreases in salaries and salary-related benefits and other expenses associated with lower headcount across our general corporate functions, including sale, finance, accounting, legal, and human resources, due to the decreased scale of our business. Selling, general and administrative expenses were 13.5% and 12.0% of revenue in nine months ended September 30, 2017 and 2016, respectively.

Operating (Loss) Income

Operating loss was $(440,930) for the nine months ended September 30, 2017 compared to operating income of $1,216,107 in the nine months ended September 30, 2016, a decrease of $1,657,037, primarily due to the factors noted above, including the decrease gross profit offset partially by the decrease selling, general and administrative expenses during the nine months ended September 30, 2017.

Interest Expense, net

Our net interest expense was $87,620 for the nine months ended September 30, 2017, compared to $46,616 for the nine months ended September 30, 2016, the increase was primarily due to an increase of our line of credit balance during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Other Income, net

Other income, net was $558,036 for the nine months ended September 30, 2017 compared to $48,130 for the nine months ended September 30, 2016, an increase of $509,906, primarily due to the sale of a website domain name during the nine months ended September 30, 2017.

Income Tax Expense

We had income tax expense of $1,381,924 and $60,881 for the nine months ended September 30, 2017 and 2016, respectively. The Company involuntarily converted from a subchapter S corporation to a C corporation in August 2017 due to the Parent’s sale of shares of the Company to non-US persons. In connection with the change in tax status, the Company was required to change its tax filing basis from the cash basis to the accrual basis. Due to the basis change, the Company recognized additional tax expense for previously untaxed cash basis net earnings, including for federal, state and local jurisdictions. The Company began recognizing federal income taxes upon change in its tax status.

Revenue by Customer

The following table sets forth the revenues from U.S. federal and state and local agencies and other commercial customers for the nine months ended September 30, 2016 and 2017, and the percentage such revenue represents for the total revenue of each year.

The following table sets forth the revenues from U.S. federal and state and local agencies and other commercial customers for the nine months ended September 30, 2017 and 2016 and the percentage such revenue represents for the total revenue of each year.

Revenue by Customer	Nine months ended September 30, 2017 (1)	%(2)	Nine months ended September 30, 2016 (1)	%(2)

Department of Veteran Affairs	$1,152,353	3.43%	$2,522,009	6.24%
NASA	448,895	1.33%	659,734	1.63%
Department of Health and Human Services	717,285	2.13%	992,038	2.46%
Other Federal Customers	304,818	0.91%	781,867	1.94%

Subtotal Federal Customers	2,623,351	7.80%	4,955,648	12.27%

DOITT	1,872,983	5.57%	8,263,468	20.46%
NYC/MTA	1,225,003	3.64%	1,172,678	2.90%
HBITS	24,163,054	71.85%	21,979,238	54.41%
NYPD	770,306	2.29%	1,079,688	2.67%
Other State Customers	2,160,461	6.42%	2,052,951	5.08%

Subtotal State Customers	30,191,807	89.77%	34,548,023	85.52%

Commercial Customers & Solar-related	815,750	2.43%	894,486	2.21%

Total	$33,630,908	100.0%	$40,398,157	100.0%

(1)	Dollar amounts rounded up to nearest whole dollar.
(2)	Percentages 0.04% and less rounded down to closest one-tenth percent. Percentages 0.05% and higher rounded up to closest one-tenth percent.

Liquidity and Capital Resources

At September 30, 2017, we had $11,923,297 in current assets including $1,989,826 in cash and cash equivalents. Current liabilities at September 30, 2017 totaled $6,223,628 and included accounts payable and accrued liabilities in the amount of $3,941,143 and income taxes payable of $379,808. At December 31, 2016, we had $13,429,521 in current assets including $1,739,545 in cash and cash equivalents on hand. Current liabilities at December 31, 2016 totaled $6,220,120 and included accounts payable and accrued liabilities in the amount of $4,963,691. We had $1,878,775 and $1,233,663 outstanding on our line of credit as of September 30, 2017 and December 31, 2016, respectively, and $1,460,093 of related party payables to PSI Investment LLC.

We have primarily funded our operations through revenues generated by our contracts with state and local governmental agencies, and by borrowings under the Company’s revolving credit facility, term loan and borrowings from our shareholder as described herein. During the three months ended September 30, 2017 and 2016, approximately 92% and 83%, respectively, and during the nine months ended September 30, 2017 and 2016, approximately 90% and 86%, respectively, of our revenues were generated by our contracts with state and local agencies.

In 2015, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a financial institution (the “Bank”), pursuant to which the Company we could borrow up to a maximum of a $4,000,000 revolving credit facility and a $4,000,000 term loan. Effective June 2016, the Credit Agreement was amended to allow for a maximum revolving credit amount of $6,000,000 for working capital or other general business purposes with interest at a base rate of 3% plus one-month LIBOR. The amended Credit Agreement expired on June 20, 2017 and we are in the process of renewing the Credit Agreement. We anticipate that the Credit Agreement will be renewed with similar terms and conditions. The borrowings outstanding as of September 30, 2017 and December 31, 2016 were $1,878,775 and $1,233,663, respectively, with an interest rate of 4.24% and 3.61%, respectively. The amount available under the revolving credit facility as of September 30, 2017 and December 31, 2016 was $4,121,225 and $4,766,337, respectively. The borrowings under the Credit Agreement are collateralized by substantially all the assets of the Company. The terms of the Credit Agreement require the Company to be in compliance with certain financial covenants.

On September 12, 2017, we filed an Offering Circular on Form 1-A (File No: 024-10740) under Regulation A (often referred to as Regulation A+) under the Securities Act with the SEC therein listing 2 million shares of common stock for sale on a best efforts basis by the officers and directors of the Company for $15.00 per share. The Offering Circular was qualified by the SEC on January 18, 2018. To date, we have not consummated the sale of any shares in the offering.

We do not anticipate that we will require significant additional capital to meet our liquidity needs. Any proceeds from investors will be used for general working capital needs, however, there is no assurance that such proceeds will be received and there are no agreements or commitments currently in effect or proposed from any potential investors. We may sell common stock, take loans or advances from officers, directors or shareholders or enter into debt financing agreements.

Sources of Revenue

Substantially all our revenue is derived from services provided under contracts and task orders with federal, state and local governmental agencies, primarily by our employees and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various federal, state and local government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business.

Contract Diversity and Revenue Mix

We provide our services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. In three and nine month periods ended September 2017, the revenue from our top five single award contracts and contract vehicles based on revenue represented 88% and 84% of our revenue, respectively. Most of our revenue is generated under ID/IQ contract vehicles, which include multiple award GWACs and our GSA IT Schedule 70 and certain single award contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contract Backlog

We define backlog to include the following three components:

●	Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

●	Unfunded Backlog. Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

●	Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Backlog does not include any task orders under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We view growth in total backlog and headcount growth as the two key measures of our business growth. Headcount growth is the primary means by which we are able to recognize revenue growth through the deployment of additional people against funded backlog. Some portion of our employee base is employed on less than a full-time basis, and we measure such revenue growth based on the full-time equivalency of our people.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period. While we report internally on our backlog on a monthly basis and review backlog upon the occurrence of certain events to determine if any adjustments are necessary, we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes and contract modifications. Additional risks include the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be available; and, in the case of priced options, the risk that our clients will not exercise their options. See “Risk Factors — Risks Related to Our Business — We may not realize the full value of our backlog, which may result in lower than expected revenue.”

Operating Costs and Expenses

Costs associated with compensation and related expenses for our people are the most significant component of our operating costs and expenses. Certain trends relating to our costs include hiring additional people as we grow our business and are awarded new contracts, task orders and additional work under our existing contracts and the hiring of people with a specific skill set and security clearances as required by our additional work. Incentive compensation generally increases as we report higher revenue.

Our most significant operating costs and expenses are described below.

Cost of Revenue

Cost of revenue consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, overhead and other direct expenses incurred to complete programs, including cost of materials, subcontract efforts and travel expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the salaries and wages, plus associated fringe benefits of our employees not performing work directly for customers, and associated facilities costs. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance and executive and senior management. In addition, we include depreciation and amortization expenses related to the selling, general and administrative function.

On January 18, 2018, we filed a registration statement on Form 8-A pursuant to which we became a fully reporting company. As a SEC reporting company, we will be required to comply with new accounting, financial reporting and corporate governance standards as a public company that we expect will cause our selling, general and administrative expenses to increase. Such costs will include, among others, increased auditing and legal fees, board of director fees, investor relations expenses, and director and officer liability insurance costs.

Effects of Inflation

95% and 96% of our revenue is derived from time-and-material contracts for the three and nine months ended September 30, 2017, respectively, which are generally completed within two years of the contract start date. Bids for firm fixed-price contracts and time-and-material contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenue and costs have generally both increased commensurate with overall economic growth. As a result, earnings as a percentage of total revenue has not been significantly impacted by inflation.

Seasonality

The U.S. federal government’s fiscal year ends on September 30th of each year and New York State’s fiscal year ends March 31st. It is not uncommon for governmental agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have generally experienced higher bid and proposal costs in the months leading up to the federal government’s and New York State’s fiscal year-end as we pursue new contract opportunities being awarded shortly after fiscal year-end as new opportunities are expected to have funding appropriated in the subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it.

Seasonality is just one of a number of factors, many of which are outside of our control, which may affect our results in any period.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies, including the critical policies and practices listed below, are more fully described and discussed in the notes to the financial statements. We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

Revenue Recognition

Revenue is recognized when persuasive evidence of arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status and its knowledge of available funding status and its knowledge of available funding for the contract.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from the customer that the fee has been earned. Revenue on time-and-materials contracts is recognized based on the hours incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is primarily recognized using the proportional performance method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on other fixed-price service contracts is generally recognized on a straight-line basis over the contractual service period, unless the revenue is earned, or obligations fulfilled, in a different manner.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined and are recorded as forward loss liabilities in the financial statements. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

Multiple agencies of state governments directly or indirectly provided the majority of the Company’s contract revenue. For the three and nine month periods ended September 30, 2017, one customer provided revenue in excess of 10% of total revenue during the periods. For the three and nine month periods ended September 30, 2016, two customers each provided revenue in excess of 10% of total revenue. These customers accounted for approximately 79% and 73%, respectively, of the Company’s total revenue for the three month periods ended September 30, 2017 and 2016. For the nine month periods ended September 30, 2017 and 2016, these customers contributed to approximately 72% and 75%, respectively, of the Company’s total revenue and represented approximately 34% and 77%, respectively, of the Company’s accounts receivable as of September 30, 2017 and 2016.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of September 30, 2017 on a historical basis. For contractual obligations, we included payments that we have an unconditional obligation to make.

In the normal business, we have agreements with subcontractors and vendors to provide services that we consume in our operations or deliveries to our clients. These services are not considered unconditional obligations until their services are actually delivered, at which time we record a liability for our obligation.

	Payments due by period ($)
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	1,706,162	215,171	482,076	518,863	490,052
Purchase Obligations	-	-	-	-	-
Line of Credit	1,878,775	1,878,775	-	-	-
Related Party Payables	1,460,093	-	1,460,093	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$5,045,030	$2,093,946	$1,942,169	$518,863	$490,052

Recent Accounting Developments

See new accounting pronouncements adopted and not yet adopted in Note 2, Summary of Significant Accounting Policies in the notes to financial statements (unaudited) included in Item 1., Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) do not or are not believed by management to have a material impact on our Company’s present or future financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding line of credit and cash and cash equivalents consisting primarily of funds invested in U.S. government insured checking and money-market accounts. At September 30, 2017 and December 31, 2016, we had $1,989,826 and $1,739,545 respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

We do not use derivative financial instruments and have not entered into any hedging transactions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because the Company has not conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 or any subsequent period. As a new reporting company, we are not required to comply with the internal control reporting requirements of the Exchange Act until our second annual report, the Form 10-K for the fiscal year ending December 31, 2018. We will be required to assess our internal control over financial reporting for the year ending December 31, 2018, and report any material weaknesses in such internal control, but we intend to address this issue prior to such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to Our Business

We are dependent on state and local government contracts for the majority of our revenue, primarily New York State, and a reduction or delay in spending by state and local governmental agencies, especially New York State, or a change in their mission priorities could adversely affect our business and operating results.

For the fiscal year ended December 31, 2016, our contracts with state and local governmental agencies represented approximately 86.7% of our revenue compared to 11.4% and 1.9% from our contracts with federal agencies and commercial customers, respectively. More specifically, approximately 63.1% or $33,090,203 of our 2016 revenue was generated under our contracts with New York State’s governmental agencies, of which approximately 57.4% or $30,107,250 was under our New York State’s Hourly-Based Information Technology Services contract (“HBITS”) pursuant to which we provide a wide range of information technology and telecommunications consulting resources to various agencies of New York State. For the nine months ended September 30, 2017 and 2016, our contracts with state and local government agencies represented approximately 89.8% and 85.5% of our revenue, respectively, and our contracts with federal agencies and commercial agencies represented 10.2% and 14.5% of our revenue, respectively. Approximately 72% or $24,163,054 of our revenue for the nine months ended September 30, 2017 and approximately 54% or $24,163,054 of our revenue for the nine months ended September 30, 2016 was generated with contracts under New York State’s HBITS.

Therefore, our success is materially dependent on our contracts with state and local governmental agencies, specifically New York State. Companies engaged in government contracting are subject to certain unique business risks not shared by those serving the general commercial sector. Among these risks are:

●	a competitive procurement process with no firm schedule or guarantee of contracts being awarded;
●	competitive pricing pressure that may require cost reductions in order to realize revenue under contracts;
●	award of work to competitors due primarily to policy reasons;
●	dependence on congressional and state appropriations and administrative allotment of funds;
●	policies and regulations that can be readily changed by governing bodies;
●	competing political priorities and changes in the political climate regarding funding and operations of the services;
●	shifts in buying practices and policy changes regarding the use of contractors;
●	changes in and delays or cancellations of government programs or requirements;
●	government contracts that are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government; and
●	many contracts with government agencies require annual funding and may be terminated in the agency’s sole discretion.

A reduction or shift in spending priorities by New York’s and other state and local governmental agencies could limit or eliminate the continued funding of the Company under existing government contracts or awards of new contracts or new task orders under existing contracts. Any such reductions or shifts in spending, if significant, could have a material adverse effect on our business.

We depend on contracts with state and local governmental agencies, especially New York State, for approximately 78% all our total revenue for nine months ended September 30, 2017. If our relationships with such agencies are harmed, our future revenue and operating profits could materially decline.

State and local governmental agencies are our primary clients, with revenue from contracts and task orders, either as a prime or a subcontractor, with such agencies accounting for approximately 90% and 87% of our total revenue for the nine month period ended September 30, 2017 and for the year ended December 31, 2016. New York State alone accounted for approximately 78% for the nine month period ended September 30, 2017, and 63% of our total our revenue for the fiscal year ended December 31, 2016. For this reason, any issue that compromises our relationship with the state and local governmental agencies that we serve could cause our revenue to materially decline. Among the key factors in maintaining our relationship with state and local governmental agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of sensitive information associated with the work we perform for our clients, or even the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber-attacks, could harm our relationship with state and local governmental agencies that we serve. Our relationship with state and local governmental agencies that we serve could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. In addition, to the extent our performance under a contract does not meet an agency’s expectations, the client may seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with government agencies. To the extent our reputation or relationships with state and local governmental agencies, especially New York State agencies, are impaired, our revenue and operating profits could materially decline resulting in the value of your investment in our common stock being adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time and resources for our contracts.

We enter into three general types of government agency contracts for our services: (i) cost-reimbursable, (ii) time-and-material and (iii) fixed-price contracts. For the nine month period ended September 30, 2017 and fiscal year ended December 31, 2016, we derived approximately 2% and 2%, respectively, of our revenue from cost-reimbursable contracts, approximately 96% and 93%, respectively, from time-and-material contracts and approximately 2% and 5%, respectively, from fixed-price contracts.

Each of these types of contracts, to varying degrees, involves the risk that we could underestimate our cost of fulfilling the particular contract, which may reduce the profit we earn or lead to a financial loss on the contract and adversely affect our operating results.

●

Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by government organizations on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation and other types of costs.

●

Under time-and-material contracts, we are reimbursed for labor at negotiated fully burdened hourly billing rates and for certain allowable expenses. We assume financial risk on time-and-material contracts because of the fixed unit price nature of the negotiated labor prices and the level-of-effort (LOE) authorized in the budget.

●	Under fixed-price contracts, we perform specific tasks for a negotiated price. Compared to time-and-material and cost-reimbursable contracts, fixed-price contracts place the greatest performance risk on PSI and in return present circumstances that promote higher margins through the application of innovation to reduce performance costs while continuing to meet and deliver on customer contract expectations. Government agencies, where appropriate and to the maximum extent practicable, are increasing the use of fixed-price contracts. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase the Company’s risk of suffering losses.

Additionally, our profits could be adversely affected if our costs under any of these contracts exceed the estimates used as a basis for contract negotiation. We have historically not experienced any losses on our contracts and therefore have not recorded any provision in our financial statements for losses on our contracts, as required under U.S. GAAP, but there can be no assurance that we will not incur losses in the future.

We may not be able to protect certain products in our intellectual property portfolio.

In connection with the performance of services, the federal, state and local governmental agencies have certain rights to inventions, data, software codes, and related material that we develop. Governmental agencies may generally disclose or license such information to third parties, including, in some instances, our competitors. In some of the subcontracts that we perform, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, excess procurement costs, loss of reputation or reduced profits.

From time to time, we enter joint venture, teaming and subcontract agreements, and other contractual arrangements with partners to jointly bid on and execute certain projects. The success of these joint projects depends in part on the satisfactory performance of the contractual obligations by our partners. If any of our partners fail to satisfy their contractual obligations, we may be required to make additional investments and provide additional services to complete projects, increasing our cost on such projects. If we are unable to adequately address a partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

In order to succeed, we will have to keep up with a variety of rapidly changing technologies. Various factors could affect our ability to keep pace with these changes.

Our success will depend on our ability to keep pace with changing technologies that can occur rapidly in our core business. We may incur significant expenses updating our technologies, which could have a material adverse effect on our margins and results of operations. Even if we keep up with the latest developments and available technology, newer services or technologies could negatively affect our business.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. PSI is investing in systems that will allow it to achieve and remain in compliance with the regulations governing its business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

Our failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime contractor relationship to meet their obligations to us or our clients, could have a material adverse effect on our business and results of operations.

Maintaining strong relationships with other government contractors, who may also be our competitors, is important to our business and our failure to do so could have a material adverse effect on our business, prospects, financial condition and operating results. To the extent that we fail to maintain good relations with our subcontractors or other prime contractors due to either perceived or actual performance failures or other conduct, they may refuse to hire us as a subcontractor in the future or to work with us as our subcontractor. In addition, other contractors may choose not to use us as a subcontractor or choose not to perform work for us as a subcontractor for any number of additional reasons, including because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business.

Our revenue derived from contracts in which we acted as a subcontractor to other companies represented approximately 13.4% and 12.8% of our revenue for the nine month period ended September 30, 2017 and the fiscal year ended December 31, 2016, respectively. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. In addition, if the federal, state or local governments terminate or reduce other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations.

Federal, state or local governmental spending and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.

Our business depends upon continued federal, state or local government expenditures on defense, intelligence and civil programs for which we provide support. These expenditures have not remained constant over time and have been reduced in certain periods. Our business, prospects, financial condition or operating results could be materially harmed among other causes by the following:

●	budgetary constraints affecting federal, state or local governmental spending generally, or specific agencies in particular, and changes in available funding;

●	a shift in expenditures away from agencies or programs that we support;

●	reduced federal, state or local government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing;

●	changes in federal, state or local government programs that we support or related requirements;

●	federal, state or local government shutdowns (such as that which occurred during government fiscal year 2015) or weather-related closures and other potential delays in the appropriations process;

●	Government agencies awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;

●	delays in the payment of our invoices by government payment offices; and

●	changes in the political climate and general economic conditions, including a slowdown or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities.

These or other factors could cause federal, state and local governmental agencies to decrease the number of new contracts awarded generally and fail to award us new contracts, reduce their purchases under our existing contracts, exercise their right to terminate our contracts, or not exercise options to renew our contracts, any of which could cause a material decline in our revenue.

Federal, state and local governmental agencies may adopt new laws, rules and regulations that could have a material impact on our results of operations.

Our performance under our contracts with federal, state and local governmental agencies and our compliance with the terms of those contracts and applicable laws and regulations are subject to periodic audit, review and investigation by various agencies of the U.S. government. If such an audit, review or investigation uncovers a violation of a law or regulation, or improper or illegal activities relating to our contracts with such agencies, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from contracting with governmental agencies. Such penalties and sanctions are not uncommon in the industry and there is inherent uncertainty as to the outcome of any particular audit, review or investigation. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be materially and adversely affected. Further, if any of such governmental agencies were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our government contracts following an audit, review or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts.

We derive a majority of our revenue from contracts awarded through a competitive bidding process, and our revenue and profitability may be adversely affected if we are unable to compete effectively in the process or if there are delays caused by our competitors protesting major contract awards received by us.

We derive a majority of our revenue from federal, state and local government contracts awarded through competitive bidding processes. We do not expect this to change for the foreseeable future. Our failure to compete effectively in this procurement environment would have a material adverse effect on our revenue and profitability.

The competitive bidding process involves risk and significant costs to businesses operating in this environment, including:

●	the necessity to expend resources, make financial commitments (such as procuring leased premises) and bid on engagements in advance of the completion of their design, which may result in unforeseen difficulties in execution, cost overruns and, in the case of an unsuccessful competition, the loss of committed costs;

●	the substantial cost and managerial time and effort spent to prepare bids and proposals for contracts that may not be awarded to us;

●	the ability to accurately estimate the resources and costs that will be required to service any contract we are awarded;

●	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and

●	Any opportunity cost of bidding and winning other contracts we might otherwise pursue.

In circumstances where contracts are held by other companies and are scheduled to expire, we still may not be provided the opportunity to bid on those contracts if the federal, state or local government determines to extend the existing contract for continuity of services. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for the duration of those contracts to the extent that there is no additional demand for such services. An inability to consistently win new contract awards over any extended period would have a material adverse effect on our business and results of operations.

It can take many months for the relevant federal, state and local government agency to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the start-up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

We may lose IT general service contracts, GSA IT Schedule 70, and our position as a prime contractor on one or more of our GWACs.

We believe that one of the key elements of our success is our position as the holder of contract vehicles of information technology, or “IT,” general service contracts, GSA IT Schedule 70, and as a prime contractor under four Government-Wide Acquisition Contract vehicles, or “GWACs,” as of September 30, 2017 and December 31, 2016. Accordingly, our ability to maintain our existing business and win new business depends on our ability to maintain our position as a IT general service contactor, GSA schedule contractor and a prime contractor on GWACs, the loss of any of which could have a material adverse effect on our ability to win new business and our operating results. In addition, if a governmental agency elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.

We use estimates in recognizing revenue and if we make changes to estimates used in recognizing revenue, our profitability may be adversely affected.

Revenue from our fixed-price contracts is primarily recognized using the percentage-of-completion method with progress toward completion of a specific milestones and/or deliverables during the period of performance. Revenue from our cost-plus-fixed-fee contracts are based on negotiated fixed-fees over the life of the contract. Estimating costs at completion and fixed fees on our long-term contracts is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known.

In the event updated estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which requires further adjustments in our financial statements. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that could have a material adverse effect on our future results of operations.

We may not realize the full value of our backlog, which may result in lower than expected revenue.

We define backlog to include the following three components:

●	Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

●	Unfunded Backlog. Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

●	Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. For example, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds. In addition, even if our backlog results in revenue, the contracts may not be profitable.

Our success is highly dependent on our executive officers and management team, especially our President, Richard Seol, the loss of whom would have a material adverse effect on our business.

The success of our business is highly dependent on our executive officers and management team, especially our President, Richard K. Seol. The loss of Mr. Seol could have a material adverse effect on our business.

We may fail to attract, train and retain skilled and qualified employees with appropriate security clearances, which may impair our ability to generate revenue, effectively service our clients and execute our growth strategy.

Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government and private industry, and such competition is intense. Personnel with the requisites skills, qualifications or security clearance may be in short supply or generally unavailable. In addition, our ability to recruit, hire and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business and to effectively service our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately service our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.

If we are able to attract sufficient numbers of qualified new hires, training and retention costs may place significant demands on our resources. In addition, to the extent that we experience attrition in our employee ranks, we may realize only a limited or no return on such invested resources, and we would have to expend additional resources to hire and train replacement employees. The loss of services of key personnel could also impair our ability to perform required services under some of our contracts and to retain such contracts, as well as our ability to win new business.

We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts.

Many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees and contractors are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, as well as lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.

We face intense competition from many competitors that, among other things, have greater resources than we do.

Our business operates in a highly competitive industry and we generally compete with a wide variety of federal, state and local government contractors, including large defense contractors, diversified service providers and small businesses. We also face competition from entrants into our markets including companies divested by large prime contractors in response to increasing scrutiny of Organizational Conflict of Interest, or OCI, issues. Some of these companies possess greater financial resources and larger technical staffs, and others that have smaller and more specialized staffs. These competitors could, among other things:

●	divert sales from us by winning very large-scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts;

●	force us to charge lower prices in order to win or maintain contracts;

●	seek to hire our employees; or

●	adversely affect our relationships with current clients, including our ability to continue to win competitively awarded engagements where we are the incumbent.

If we lose business to our competitors or are forced to lower our prices or suffer employee departures, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us and could force us to charge lower prices, which could have a material adverse effect on our revenue and profitability.

Systems that we develop, integrate or maintain could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.

Many of the systems we develop, integrate or maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal, state and local government clients. We could incur losses from such a security breach that could exceed the policy limits under our professional liability insurance program. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install or maintain could have a material adverse effect on our results of operations.

Our business may be adversely affected if we cannot collect our receivables.

We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If the federal, state or local governmental agencies or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The federal, state or local governmental agencies may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed.

If we are not able to maintain and enhance our brand, our business and results of operations may be adversely affected.

We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brand, we may be required to make further investments that may not be successful. Maintaining our brand will depend in part on our ability to remain a leader in data integration and management technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, results of operations and cash flows may be harmed.

Our research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future, if at all.

Developing our products and related enhancements is expensive. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, we face a higher risk of being the subject of intellectual property infringement claims. We do not currently have a patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our solution infringes its rights, the litigation could be expensive and could divert our management resources. As of the date of this report circular, we have not received any written notice of an infringement claim, invitation to license, or other intellectual property infringement action.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●	Cease selling or using products that incorporate the intellectual property that we allegedly infringe;
●	Make substantial payments for legal fees, settlement payments or other costs or damages;
●	Obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
●	Redesign the allegedly infringing products to avoid infringement, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

Our failure to protect personal information adequately could have an adverse effect on our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.

We have implemented and maintain security measures intended to protect personally identifiable information. However, our security measures remain vulnerable to various threats posed by hackers and criminals. If our security measures are overcome and any personally identifiable information that we collect or store becomes subject to unauthorized access, we may be required to comply with costly and burdensome breach notification obligations. We may also be subject to investigations, enforcement actions and private lawsuits. In addition, any data security incident is likely to generate negative publicity and have a negative effect on our business.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

Depending on how many shares are sold in our offering, we may need to raise additional funds to implement our business plans, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock and underlying ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	Develop or enhance our products and professional services;
●	Continue to expand our sales and marketing and research and development organizations;
●	Acquire complementary technologies, products or businesses;
●	Expand operations in the United States or internationally;
●	Hire, train, and retain employees; or
●	Respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could seriously harm our business, financial condition, and results of operations.

Catastrophic events, or man-made problems such as terrorism, may disrupt our business.

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations, and financial condition. Many of our largest clients are headquartered in New York City, a region known for terrorist activity. In the event our or our channel provider’s abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets, such as revenue, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our channel partners, customers or the economy as a whole. Any disruption in the business of our channel partners or customers that affects sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the deployment of our products and services, our business, financial condition, and results of operations would be adversely affected.

Risk Related to Our Industry

We operate in highly competitive industries.

The markets for many of our services are highly competitive. There are numerous organizations that offer many of the same services offered by us. We compete with many companies that have greater resources than us and we cannot provide assurance that such competitors will not substantially increase the resources they devote to those businesses that compete directly with our services. Competitive factors considered by clients include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental, engineering and other staff.

Actual or perceived conflicts of interest may prevent us from being able to bid on or perform contracts.

Government agencies have conflict of interest policies that may prevent us from bidding on or performing certain contracts. When dealing with governmental agencies that have such policies, we must decide, at times with incomplete information, whether to participate in a particular business opportunity when doing so could preclude us from participating in a related procurement at a future date. We have, on occasion, declined to bid on certain projects because of actual or perceived conflicts of interest. We will continue to encounter such conflicts of interest in the future, which could cause us to be unable to secure key contracts with government customers.

Many of our U.S. government customers procure goods and services through ID/IQ, GWACs or our GSA IT Schedule 70 under which we must compete for post-award orders.

Budgetary pressures and reforms in the procurement process have caused many governmental agencies to purchase goods and services through ID/IQ contracts, our GSA IT Schedule 70 contract and other multiple award and/or GWAC contract vehicles. These contract vehicles increase competition and pricing pressures, requiring us to make sustained efforts following the initial contract award to obtain ongoing awards and realize revenue. There can be no assurance that we will increase revenue or otherwise sell successfully under these contract vehicles. Any failure by the Company to compete effectively in this procurement environment could harm our business, financial condition, operating results and cash flows and our ability to meet our financial obligations.

An economic downturn may have a material adverse effect on our business.

In an economic recession, or under other adverse macroeconomic conditions that may arise from natural or man-made events, customers and vendors may be less likely to meet contractual terms and payment or delivery obligations.

Our Government contracts may be terminated by the government at any time and may contain other provisions permitting the government to discontinue contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

The U.S. government may prefer minority-owned, small and small disadvantaged businesses; therefore, we may not win contracts we bid for.

As a result of the Small Business Administration, or SBA, set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.

There may be a delay in the completion of the U.S. government’s budget process.

On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or cancelled and a reduction in our backlog and could have a material adverse effect on our revenue and operating results. State and local government agencies may have similar delays to those described at the federal level.

Risks Related to Our Common Stock

Our financial results may vary significantly from period to period as a result of a number of factors many of which are outside our control, which could cause the market price of our common stock to decline.

Our financial results may vary significantly from period to period in the future as a result of many external factors that are outside of our control. Factors that may affect our financial results include those listed in this “Risk Factors” section and others such as:

●	any cause of reduction or delay in U.S. government funding (e.g., changes in presidential administrations that delay timing of procurements);
●	fluctuations in revenue earned on existing contracts;
●	commencement, completion or termination of contracts during a particular period;
●	a potential decline in our overall profit margins if our other direct costs and subcontract revenue grow at a faster rate than labor-related revenue;
●	strategic decisions by us or our competitors, such as changes to business strategy, strategic investments, acquisitions, divestitures, spin offs and joint ventures;
●	a change in our contract mix to less profitable contracts;
●	changes in policy or budgetary measures that adversely affect Government contracts in general;
●	variable purchasing patterns under Government GSA schedules, blanket purchase agreements, which are agreements that fulfill repetitive needs under GSA schedules, and ID/IQ contracts;
●	changes in demand for our services and solutions;
●	fluctuations in our staff utilization rates;
●	seasonality associated with the U.S. government’s fiscal year;
●	an inability to utilize existing or future tax benefits, including those related to our NOLs or stock-based compensation expense, for any reason, including a change in law;
●	alterations to contract requirements; and
●	adverse judgments or settlements in legal disputes.

A decline in the price of our common stock due to any one or more of these factors could cause the value of your investment to decline.

To date, there has been no public market for our common stock and an active market may not develop or be sustained, which could limit your ability to sell shares of our common stock.

There currently is no public market for our common stock, and our common stock will not be traded in the open market until we sell a sufficient amount of common stock in our initial public offering. We have submitted an application with The Nasdaq Stock Market LLC (“Nasdaq”) to list our common stock on The Nasdaq Capital Market under the symbol “PSIT.” Our listing application is currently under review and our listing is reliant upon us selling a sufficient number of shares in our offering to satisfy Nasdaq. There is no guarantee that we will be able to sell a sufficient number of shares pursuant to the Offering Circular to satisfy Nasdaq’s requirements.

Even if we satisfy Nasdaq’s initial listing standards, we may experience a delay in the initial trading of our common stock on Nasdaq.

We have applied to list our common stock on the Nasdaq Capital Market under the symbol “PSIT.” Our common stock will not commence trading on Nasdaq until a number of conditions are met, including that we have raised the minimum amount of offering proceeds necessary for us to meet the initial listing requirements of Nasdaq. There is no guarantee that we will be able to sell a sufficient number of shares to raise the required minimum amount of offering proceeds. Assuming we sell a sufficient number of shares to list on Nasdaq, we expect trading to commence following the offering. However, we may wait before terminating the offering and commencing the trading of our common stock on Nasdaq in order to raise additional proceeds. For all of the foregoing reasons, you may experience a delay between the closing of your purchase of our common stock and the commencement of exchange trading of our common stock.

Nasdaq could delist our common stock from trading on its exchange, which could limit stockholders’ ability to trade our common stock.

Even as a listed company on Nasdaq, we will be required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

Fulfilling our obligations incident to being a public company will be expensive and time consuming and any delays or difficulty in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will have to adapt to the requirements of being a public company and will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and beginning with our annual report for the fiscal year ending December 31, 2018, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain either an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities analysts do not publish research or reports about our business, or if they publish negative reports about our business, the price of the common stock could decline.

The trading market for the common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of the common stock, industry sector, or products, the trading price for the common stock would likely decline. If one or more of these analysts should cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the common stock less attractive to investors.

We are an “emerging growth company” as defined in the U.S. federal securities laws, and, for so long as we remain an emerging growth company, we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We will take advantage of the extended transition period under Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. We cannot predict if investors will find the common stock less attractive because we have chosen to rely on these exemptions through this year. If some investors find the common stock less attractive as a result, there may be a less active trading market for the common stock and the trading price of the common stock may be more volatile.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We expect to provide guidance regarding our expected financial and business performance, such as projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes and average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our Common Stock could decline significantly.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

Subsequent Events

On January 18, 2018, our Offering Circular on Form 1-A (File No: 024-10740) was qualified by the SEC. Pursuant to the Offering Circular, we are intending to sell up to 2 million shares of common stock for $15.00 per share. We have not closed on the sale of any shares in the Offering Circular as of the filing date of this Report. On January 18, 2018, we filed a Registration Statement on Form 8-A (File No. 001-38351) therein registering our common stock under Section 12(b) of the Securities Exchange Act of 1934.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2018	PSI INTERNATIONAL, INC.

	By:	/s/ Richard K. Seol
	Name:	Richard K. Seol
	Title:	President, Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

